Form 10-K
period 2005-12-31
PG&E Energy Recovery Funding LLC
filed 2006-03-30
CIK 1305629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-119762 PG&E ENERGY RECOVERY FUNDING LLC (Exact name of issuing entity as specified in its charter)

PACIFIC GAS AND ELECTRIC COMPANY

(Exact name of depositor and sponsor as specified in its charter)

Delaware	20-1707696

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Market Street, Suite 424 San Francisco, California	94105

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (415) 973-6252

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Regulations Act.

              [ ] Yes                [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

              [ ] Yes                [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              [X] Yes                [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
              [  ] Large accelerated filer          [ ] Accelerated filer [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

              [ ] Yes                [X] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the Joint Proxy Statement relating to the 2006 Annual Meeting of Shareholders of PG&E Corporation and Pacific Gas and Electric Company has been incorporated by reference in Item 11 of Part III of this report.

Part I

Item 1.   Business.

     Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

 None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

     Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Omitted pursuant to General Instruction J of Form 10-K.

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   Selected Financial Data.

     Omitted pursuant to General Instruction J of Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

 Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

PG&E Energy Recovery Funding LLC has three directors. At least one director must not be, and must not have been for at least five years prior to the date of his or her appointment:

an employee, director, stockholder, partner or officer of PG&E Energy Recovery Funding LLC or any of PG&E Energy Recovery Funding LLC's affiliates (other than his or her service as an independent director of PG&E Energy Recovery Funding LLC or of an affiliate that is a special-purpose bankruptcy-remote entity);

a supplier of PG&E Energy Recovery Funding LLC or any of affiliates; or
any member of the immediate family of a person described in the first or second bullet points above.

        The following are the directors and executive officers as of March 29, 2006:

Name	Age	Title
Christopher P. Johns	45	President and Director
Nicholas M. Bijur	33	Treasurer and Director
Bernard J. Angelo	35	Director

Directors' and Executive Officer's Business Experience

        Christopher P. Johns is the President and one of the directors. Mr. Johns has served as Senior Vice President, Chief Financial Officer and Treasurer of PG&E Corporation and its subsidiary Pacific Gas and Electric Company (Utility) since October 2005. Mr. Johns served as Senior Vice President and Controller of PG&E Corporation from September 2001 to October 2005, and has served as Senior Vice President and Chief Financial Officer of PG&E Corporation since January 2005. Mr. Johns was the Vice President and Controller of PG&E Corporation from July 1997 to September 2001.

        Nicholas M. Bijur is the Treasurer and one of the directors. Mr. Bijur has served as Assistant Treasurer of PG&E Corporation and the Utility since February 2005. Previously, Mr. Bijur was a Vice President at Morgan Stanley in the Investment Banking division from December 2003 until February 2005 and an Associate at Morgan Stanley from August 2000 until December 2003.

        Bernard J. Angelo is the independent director. Mr. Angelo joined Global Securitization Services, LLC in April 1997 and has been a partner for the past five years. Mr. Angelo was an Assistant Vice President at Bankers Trust Company from January 1993 to April 1997.

Code of Conduct

PG&E Energy Recovery Funding LLC is a wholly owned subsidiary of Pacific Gas and Electric Company (Utility) which in turn is a subsidiary of PG&E Corporation. PG&E Corporation and the Utility have adopted codes of conduct and ethics which applies to all of their subsidiaries. The codes of conduct and ethics are available both on PG&E Corporation's website www.pgecorp.com, and Pacific Gas and Electric Company's website, www.pge.com.

Item 11.   Executive Compensation.

Information in response to this item appears under the headings "Summary Compensation Table," "Option/SAR Grants in 2005," "Aggregated Option/SAR Exercises in 2005 and Year-End Option/SAR Values," "Long-Term Incentive Program-Awards in 2005," "Retirement Benefits," and "Employment Contracts, Termination of Employment, and Change In Control Provisions" in PG&E Corporation's and the Utility's Joint Proxy Statement relating to their 2006 Annual Meetings of Shareholders, which information, to the extent that it relates to Mr. Johns, the only executive officer of PG&E Energy Recovery Funding LLC, is hereby incorporated by reference.

Bernard J. Angelo receives an annual fee of $2,500 for serving as a director of PG&E Energy Recovery Funding LLC. None of the other directors of PG&E Energy Recovery Funding LLC receive any compensation for serving as a directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions.

     None.

Item 14.   Principal Accountant Fees and Services.

     Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:
1.	Financial Statements.

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules.

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits required by Item 601 of Regulation S-K:

31.1 Rule 13a-14(d)/15d-14(d) certification

33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

35.1 Servicer compliance statement

(b) Exhibits required by this Form and Item 601 of Regulation S-K:

3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on October 5, 2004 (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Amendment No. 1 to Registration Statement No. 333-119762 filed with the Securities and Exchange Commission on December 20, 2004)

3.2 Limited Liability Company Agreement of the Issuing Entity executed as of October 5, 2004 (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Amendment No. 1 to Registration Statement No. 333-119762 filed with the Securities and Exchange Commission on December 20, 2005)

4.1 Indenture dated as of February 10, 2005 between the Issuing Entity and Deutsche Bank National Trust Company providing for the issuance of Series 2005-1 Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

4.2 Form of Series 2005-1 Energy Recovery Bond (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

4.3 Indenture dated as of November 9, 2005 between the Issuing Entity and Deutsche Bank National Trust Company providing for the issuance of Series 2005-2 Bonds (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

4.4 Form of Series 2005-2 Energy Recovery Bond (incorporated by reference to Exhibit 4.2 to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

10.1 Recovery Property Purchase and Sale Agreement dated as of February 10, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

10.2 Recovery Property Servicing Agreement dated as of February 10, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

10.3 Recovery Property Purchase and Sale Agreement dated as of November 9, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to Exhibit 10.1 to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

10.4 First Amendment to Recovery Property Servicing Agreement dated as of November 9, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to Exhibit 10.3 to the Issuing Entity's Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

31.1 Rule 13a-14(d)/15d-14(d) certification

33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

35.1 Servicer compliance statement

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).  Certain Derivatives Instruments.

None.

Item 1117.  Legal Proceedings.

No material legal proceedings to be reported.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

PG&E Energy Recovery Funding LLC is a wholly-owned subsidiary of Pacific Gas and Electric Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2006.

PG&E Energy Recovery Funding LLC
(Issuing Entity)

By: Pacific Gas and Electric Company, as Servicer
By: /s/ Nicholas M. Bijur

Nicholas M. Bijur
Assistant Treasurer

EXHIBIT INDEX

31.1 Rule 13a-14(d)/15d-14(d) certification

33.1 Report on assessment of compliance with servicing criteria for asset-backed securities

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities

35.1 Servicer compliance statement

EXHIBIT 31.1

CERTIFICATION PURSUANt TO RULE 13a-14(d)/15d-14(d)

I, Nicholas M. Bijur, Assistant Treasurer of Pacific Gas and Electric Company, as servicer (the "Servicer"), certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of PG&E Energy Recovery Funding LLC (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. I am responsible for reviewing the activities performed by the Servicer, and based on my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the Servicer has fulfilled its obligations under the Recovery Property Servicing Agreement dated as of February 10, 2005 between PG&E Energy Recovery Funding LLC, as the Issuing Entity, and the Servicer, as amended by that certain First Amendment to Recovery Property Servicing Agreement dated as of November 9, 2005, in all material respects; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and the related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rule 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

Date: March 30, 2006

/s/ Nicholas M. Bijur__________
Name: Nicholas M. Bijur Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT 33.1

REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
FOR ASSET-backed SECURITIES

Pacific Gas and Electric Company (the "Servicer"), as a party participating in the servicing function under Item 1122 of Regulation AB, hereby reports on its assessment of compliance with the servicing criteria specified in paragraph (d) of Item 1122 of Regulation AB, as follows:

(1) The Servicer is responsible for assessing compliance with the servicing criteria applicable to it. The servicing criteria specified in the following paragraphs of paragraph (d) of Item 1122 of Regulation AB are not applicable to the Servicer based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer and that are backed by the same asset type backing the Series 2005-1 and Series 2005-2 Bonds: (1)(ii) (outsourcing), (1)(iii) (back-up servicing), (1)(iv) (fidelity bond), 2(iii) (advances of funds or guarantees), (2)(vi) (unissued checks), (4)(iii) (additions, removals or substitutions), (4)(ix) (adjustments to interest rates), (4)(x) (obligor escrow funds), (4)(xi) (payments on behalf of obligors), (4)(xii) (late payment penalties), (4)(xiii) (obligor disbursements), (4)(xv) (external credit enhancement);

(2) The Servicer used the criteria in paragraph (d) of Item 1122 of Regulation AB to assess compliance with the applicable servicing criteria;

(3) The Servicer has determined that it is in compliance with the applicable servicing criteria as of December 31, 2005 and for the period February 10, 2005 (commencement of servicing activities) through December 31, 2005, which is the period covered by this report on Form 10-K;

(4) Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of December 31, 2005 and for the period February 10, 2005 through December 31, 2005, which is the period covered by this report on Form 10 K; and

(5) Deutsche Bank National Trust Company (the "Trustee"), as the trustee for the Series 2005-1 and Series 2005-2 Bonds issued by the Issuing Entity, may be considered a party participating in the servicing function under Item 1122 of Regulation AB. PG&E Energy Recovery Funding LLC and the Servicer are providing reports and certifications pursuant to Regulation AB prior to the effective date of the requirements for such reports and certifications based on comments and discussions with the staff of the Securities and Exchange Commission during the registration statement review process. The Trustee did not participate in such discussions and accordingly is not required to provide an assessment and attestation in advance of the effective date of these requirements under Regulation AB.

Date: March 30, 2006

PACIFIC GAS AND ELECTRIC COMPANY,

as Servicer

/s/ Nicholas M. Bijur__________

Name: Nicholas M. Bijur

Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT 34.1

ATTESTATION REPORT ON ASSESSMENT OF COMPLIANCE WITH

SERVICING CRITERIA FOR ASSET-BACKED SECURITIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Pacific Gas and Electric Company
San Francisco, California

We have examined management's assertion, included in the accompanying "Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities", that Pacific Gas and Electric Company (the "Company") has complied with the applicable servicing criteria specified in paragraph (d) of Item 1122 of Regulation AB of the Securities and Exchange Commission applicable for PG&E Energy Recovery Funding LLC (the "Trust") as of December 31, 2005, and during the period February 10, 2005 (commencement of servicing activities) through December 31, 2005. Management is responsible for the Company's compliance with those requirements.  Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

As discussed in the Company's "Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities" management has determined that servicing criteria (1)(ii) (outsourcing), (1)(iii) (back-up servicing), (1)(iv) (fidelity bond), 2(iii) (advances of funds or guarantees), (2)(vi) (unissued checks), (4)(iii) (additions, removals or substitutions), (4)(ix) (adjustments to interest rates), (4)(x) (obligor escrow funds), (4)(xi) (payments on behalf of obligors), (4)(xii) (late payment penalties), (4)(xiii) (obligor disbursements), and (4)(xv) (external credit enhancement) of Item 1122 (d) of the Securities and Exchange Commission's Regulation AB, are not applicable to the activities it performs with respect to the asset-backed securities transactions being serviced as of December 31, 2005, and during the period February 10, 2005 through December 31, 2005 for the Trust.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2005, and during the period February 10, 2005 through December 31, 2005, is fairly stated, in all material respects.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 29, 2006

EXHIBIT 35.1

SERVICER COMPLIANCE STATEMENT

I, Nicholas M. Bijur, Assistant Treasurer of Pacific Gas and Electric Company (the "Servicer"), certify that:

(a) A review of the Servicer's activities during the reporting period covered by this Report on Form 10-K and of its performance under that certain Recovery Property Servicing Agreement dated as of February 10, 2005 between PG&E Energy Recovery Funding LLC, as the Issuing Entity, and the Servicer, as amended by that certain First Amendment to Recovery Property Servicing Agreement dated as of November 9, 2005 (the "Servicing Agreement") has been made under my supervision.

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the reporting period.

Date: March 30, 2006

/s/ Nicholas M. Bijur_________________________
Name: Nicholas M. Bijur Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer