Form 10-K
period 2006-12-31
PG&E Energy Recovery Funding LLC
filed 2007-03-27
CIK 1305629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Documents incorporated by reference: A portion of the Joint Proxy Statement relating to the 2007 Annual Meeting of Shareholders of PG&E Corporation and Pacific Gas and Electric Company has been incorporated by reference in Item 11 of Part III of this report.

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

a supplier of PG&E Energy Recovery Funding LLC or any of its affiliates; or
any member of the immediate family of a person described in the first or second bullet points above.

        The following are the directors and executive officers as of March 26, 2007:

Name	Age	Title
Christopher P. Johns	46	President and Director
Nicholas M. Bijur	34	Treasurer and Director
Bernard J. Angelo	36	Director

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

Code of Conduct

PG&E Energy Recovery Funding LLC is a wholly-owned subsidiary of Pacific Gas and Electric Company (Utility) which in turn is a subsidiary of PG&E Corporation. PG&E Corporation and the Utility have adopted codes of conduct and ethics which apply to all of their subsidiaries. The codes of conduct and ethics are available both on PG&E Corporation's website www.pgecorp.com, and Pacific Gas and Electric Company's website www.pge.com.

Item 11.   Executive Compensation.

Information responding to Item 11 appears under the headings "Compensation Discussion and Analysis," "Report of the Nominating, Compensation, and Governance Committee," "Summary Compensation Table," "Grants of Plan-based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercise and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," and "Director Compensation," and "Potential Payments Upon Termination or Change-in-Control" in PG&E Corporation's and the Utility's Joint Proxy Statement relating to their 2007 Annual Meetings of Shareholders, which information, to the extent that it relates to Mr. Johns, the only executive officer of PG&E Energy Recovery Funding LLC, is hereby incorporated by reference.

Bernard J. Angelo receives an annual fee of $2,500 for serving as a director of PG&E Energy Recovery Funding LLC. None of the other directors of PG&E Energy Recovery Funding LLC receive any compensation for serving as a directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

     Information responding to Item 13 is included under Item 10. (Directors and Executive Officers of the Registrant) above.

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

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

PG&E Energy Recovery Funding LLC is a wholly-owned subsidiary of Pacific Gas and Electric Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2007.

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

4. I am responsible for reviewing the activities performed by the Servicer, and based on my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the Servicer has fulfilled its obligations under the Recovery Property Servicing Agreement dated as of February 10, 2005 between PG&E Energy Recovery Funding LLC, as the Issuing Entity, and the Servicer, as amended by that certain First Amendment to Recovery Property Servicing Agreement dated as of November 9, 2005, in all material respects; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rule 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

Date: March 26, 2007
/s/ Nicholas M. Bijur __________
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

(3) The Servicer has determined that it is in compliance with the applicable servicing criteria as of December 31, 2006 and for the fiscal year ended December 31, 2006, which is the period covered by this report on Form 10-K;

(4) Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of December 31, 2006 and for the fiscal year ended December 31, 2006, which is the period covered by this report on Form 10-K; and

(5) Deutsche Bank National Trust Company (the "Trustee"), as the trustee for the Series 2005-1 and Series 2005-2 Bonds issued by the Issuing Entity, may be considered a party participating in the servicing function under Item 1122 of Regulation AB. PG&E Energy Recovery Funding LLC and the Servicer are providing reports and certifications pursuant to Regulation AB prior to the effective date of the requirements for such reports and certifications based on comments and discussions with the staff of the Securities and Exchange Commission during the registration statement review process. The Trustee did not participate in such discussions and accordingly is not required to provide an assessment and attestation in advance of the effective date of these requirements under Regulation AB.

Date: March 26, 2007

PACIFIC GAS AND ELECTRIC COMPANY,

as Servicer

/s/ Nicholas M. Bijur __________

Name: Nicholas M. Bijur

Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT 34.1

ATTESTATION REPORT ON ASSESSMENT OF COMPLIANCE WITH

SERVICING CRITERIA FOR ASSET-BACKED SECURITIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Pacific Gas and Electric Company

San Francisco, California

We have examined management's assertion, included in the accompanying "Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities", that Pacific Gas and Electric Company (the "Company") has complied with the applicable servicing criteria specified in paragraph (d) of Item 1122 of Regulation AB of the Securities and Exchange Commission applicable to PG&E Energy Recovery Funding LLC as of December 31, 2006, and for the period January 1, 2006 through December 31, 2006. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

As discussed in the Company's "Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities" management has determined that servicing criteria (1)(ii) (outsourcing), (1)(iii) (back-up servicing), (1)(iv) (fidelity bond), (2)(iii) (advances of funds or guarantees), (2)(vi) (unissued checks), (4)(iii) (additions, removals or substitutions), (4)(ix) (adjustments to interest rates), (4)(x) (obligor escrow funds), (4)(xi) (payments on behalf of obligors), (4)(xii) (late payment penalties), (4)(xiii) (obligor disbursements), and (4)(xv) (external credit enhancement) are not applicable to the Company based on the activities it performs with respect to the asset-backed securities transactions being serviced relating to the Series 2005-1 and Series 2005-2 Bonds as of December 31, 2006, and for the period January 1, 2006 through December 31, 2006.

In our opinion, management's assertion that the Company complied with the aforementioned requirements as of December 31, 2006 and for the period January 1, 2006 through December 31, 2006, is fairly stated, in all material respects.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 26, 2007

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

Date: March 26, 2007
/s/ Nicholas M. Bijur __________
Name: Nicholas M. Bijur Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer