Form 10-K
period 2007-12-31
PG&E Energy Recovery Funding LLC
filed 2008-03-27
CIK 1305629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
              [X] Yes                [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[  ] Large accelerated filer     [  ] Accelerated filer     [X] Non-accelerated filer     [  ] Smaller reporting company
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
              [  ] Yes                [X] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the Joint Proxy Statement relating to the 2008 Annual Meeting of Shareholders of PG&E Corporation and Pacific Gas and Electric Company has been incorporated by reference in Item 11 of Part III of this report.

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

     None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

     PG&E Energy Recovery Funding LLC has three directors. At least one director must not be, and must not have been for at least five years prior to the date of his or her appointment:

•
an employee, director, stockholder, partner, or officer of PG&E Energy Recovery Funding LLC or any of PG&E Energy Recovery Funding LLC’s affiliates (other than his or her service as an independent director of PG&E Energy Recovery Funding LLC or of an affiliate that is a special-purpose bankruptcy-remote entity);

•	a supplier of PG&E Energy Recovery Funding LLC or any of its affiliates; or
•	any member of the immediate family of a person described in the first or second bullet points above.

        The following are the directors and executive officers as of March 26, 2008:

Name	Age	Title
Christopher P. Johns	47	President and Director
Nicholas M. Bijur	35	Treasurer and Director
Bernard J. Angelo	37	Director

Directors' and Executive Officer's Business Experience

        Christopher P. Johns is the President and one of the directors. Mr. Johns has served as Senior Vice President, Chief Financial Officer and Treasurer of PG&E Corporation since October 2005.  Mr. Johns has served as Senior Vice President and Treasurer of Pacific Gas and Electric Company (“Utility”) since October 2005.  Mr. Johns served as Senior Vice President and Controller of PG&E Corporation from September 2001 to October 2005, and has served as Senior Vice President and Chief Financial Officer of PG&E Corporation since January 2005.  Mr. Johns was the Vice President and Controller of PG&E Corporation from July 1997 to September 2001.

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

Code of Conduct

PG&E Energy Recovery Funding LLC is a wholly-owned subsidiary of the Utility which in turn is a subsidiary of PG&E Corporation.  PG&E Corporation and the Utility have adopted codes of conduct and ethics which apply to all of their subsidiaries.  The codes of conduct and ethics are available both on PG&E Corporation's website www.pgecorp.com, and the Utility’s website www.pge.com.

Item 11.   Executive Compensation.

Information responding to Item 11 appears under the headings "Compensation Discussion and Analysis," “Compensation Committee Report,” "Summary Compensation Table," "Grants of Plan-based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercise and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,”  and “Potential Payments Upon Resignation, Retirement, Termination, Change-in-Control, Death or Disability,” “Potential Payments Upon Resignation/Retirement,” “Potential Payments Upon Termination with Cause,” “Potential Payments Upon Termination without Cause,” “Potential Payments Following a Change in Control and Other Triggering Events,” and “Potential Payments Upon Termination Due to Death or Disability,” in PG&E Corporation’s and the Utility’s Joint Proxy Statement relating to their 2008 Annual Meetings of Shareholders, which information, to the extent that it relates to Mr. Johns, the only executive officer of PG&E Energy Recovery Funding LLC, is hereby incorporated by reference.

Bernard J. Angelo receives an annual fee of $2,500 for serving as a director of PG&E Energy Recovery Funding LLC.  None of the other directors of PG&E Energy Recovery Funding LLC receive any compensation for serving as a director.

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

31           Rule 13a-14(d)/15d-14(d) certification

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34           Attestation report on assessment of compliance with servicing criteria for asset-backed securities

35           Servicer compliance statement

(b)           Exhibits required by this Form and Item 601 of Regulation S-K:

3.1           Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on October 5, 2004 (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Amendment No. 1 to Registration Statement No. 333-119762 filed with the Securities and Exchange Commission on December 20, 2004)

3.2           Limited Liability Company Agreement of the Issuing Entity executed as of October 5, 2004 (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Amendment No. 1 to Registration Statement No. 333-119762 filed with the Securities and Exchange Commission on December 20, 2005)

4.1           Indenture dated as of February 10, 2005 between the Issuing Entity and Deutsche Bank National Trust Company providing for the issuance of Series 2005-1 Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

4.2           Form of Series 2005-1 Energy Recovery Bond (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

4.3           Indenture dated as of November 9, 2005 between the Issuing Entity and Deutsche Bank National Trust Company providing for the issuance of Series 2005-2 Bonds (incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

4.4           Form of Series 2005-2 Energy Recovery Bond (incorporated by reference to Exhibit 4.2 to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

10.1           Recovery Property Purchase and Sale Agreement dated as of February 10, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

10.2           Recovery Property Servicing Agreement dated as of February 10, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2005)

10.3           Recovery Property Purchase and Sale Agreement dated as of November 9, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to Exhibit 10.1 to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

10.4   First Amendment to Recovery Property Servicing Agreement dated as of November 9, 2005 between the Issuing Entity and Pacific Gas and Electric Company (incorporated by reference to Exhibit 10.3 to the Issuing Entity’s Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005)

31           Rule 13a-14(d)/15d-14(d) certification

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34           Attestation report on assessment of compliance with servicing criteria for asset-backed securities

35           Servicer compliance statement

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

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

PG&E Energy Recovery Funding LLC is a wholly-owned subsidiary of Pacific Gas and Electric Company.

Item 1122.  Compliance with Applicable Servicing Criteria.

The following exhibits are attached to this report:

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34           Attestation report on assessment of compliance with servicing criteria for asset-backed securities

Item 1123.  Servicer Compliance Statement.

The following exhibit is attached to this report:

35           Servicer compliance statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2008.

PG&E Energy Recovery Funding LLC
(Issuing Entity)

By: Pacific Gas and Electric Company, as Servicer
By: /S/ Nicholas M. Bijur
Nicholas M. Bijur
Assistant Treasurer

EXHIBIT INDEX

31           Rule 13a-14(d)/15d-14(d) certification

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34           Attestation report on assessment of compliance with servicing criteria for asset-backed securities

35           Servicer compliance statement

EXHIBIT 31

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

Date: March 26, 2008
/S/ Nicholas M. Bijur
Name: Nicholas M. Bijur Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT 33

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

(3)           The Servicer has determined that it is in compliance with the applicable servicing criteria as of December 31, 2007 and for the fiscal year ended December 31, 2007, which is the period covered by this report on Form 10-K;

(4)           Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of December 31, 2007 and for the fiscal year ended December 31, 2007, which is the period covered by this report on Form 10-K; and

(5)           Deutsche Bank National Trust Company (the "Trustee"), as the trustee for the Series 2005-1 and Series 2005-2 Bonds issued by the Issuing Entity, may be considered a party participating in the servicing function under Item 1122 of Regulation AB.  Although PG&E Energy Recovery Funding LLC issued all of its securities prior to the effective date of Regulation AB, PG&E Energy Recovery Funding LLC and the Servicer are providing reports and certifications pursuant to Regulation AB based on comments and discussions with the staff of the Securities and Exchange Commission during the registration statement review process.  The Trustee did not participate in such discussions and accordingly is not required to provide an assessment and attestation relating to securities issued in advance of the effective date of these requirements under Regulation AB.

Date:  March 26, 2008

PACIFIC GAS AND ELECTRIC COMPANY,
as Servicer

/S/ Nicholas M. Bijur
Name:  Nicholas M. Bijur
Title:    Assistant Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT 34

ATTESTATION REPORT ON ASSESSMENT OF COMPLIANCE WITH
SERVICING CRITERIA FOR ASSET-BACKED SECURITIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Pacific Gas and Electric Company
San Francisco, California

We have examined management's assertion, included in the accompanying “Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities”, that  Pacific Gas and Electric Company (the “Company”) has complied with the applicable servicing criteria specified in paragraph (d) of Item 1122 of Regulation AB of the Securities and Exchange Commission applicable to PG&E Energy Recovery Funding LLC as of December 31, 2007, and for the period January 1, 2007 through December 31, 2007.  Management is responsible for the Company’s compliance with those requirements.  Our responsibility is to express an opinion on management's assertion about the Company’s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company’s compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company’s compliance with specified requirements.

As discussed in the Company’s “Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities” management has determined that servicing criteria (1)(ii) (outsourcing), (1)(iii) (back-up servicing), (1)(iv) (fidelity bond), (2)(iii) (advances of funds or guarantees), (2)(vi) (unissued checks), (4)(iii) (additions, removals or substitutions), (4)(ix) (adjustments to interest rates), (4)(x) (obligor escrow funds), (4)(xi) (payments on behalf of obligors), (4)(xii) (late payment penalties), (4)(xiii) (obligor disbursements), and (4)(xv) (external credit enhancement) are not applicable to the Company based on the activities it performs with respect to the asset-backed securities transactions being serviced relating to the Series 2005-1 and Series 2005-2 Bonds as of December 31, 2007, and for the period January 1, 2007 through December 31, 2007.

In our opinion, management's assertion that the Company complied with the aforementioned requirements as of December 31, 2007 and for the period January 1, 2007 through December 31, 2007, is fairly stated, in all material respects.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California

March 26, 2008

EXHIBIT 35

SERVICER COMPLIANCE STATEMENT

I, Nicholas M. Bijur, Assistant Treasurer of Pacific Gas and Electric Company (the "Servicer"), certify that:

(a)           A review of the Servicer’s activities during the reporting period covered by this Report on Form 10-K and of its performance under that certain Recovery Property Servicing Agreement dated as of February 10, 2005 between PG&E Energy Recovery Funding LLC, as the Issuing Entity, and the Servicer, as amended by that certain First Amendment to Recovery Property Servicing Agreement dated as of November 9, 2005 (the "Servicing Agreement") has been made under my supervision.

(b)           To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the reporting period.

Date: March 26, 2008
/S/ Nicholas M. Bijur
Name: Nicholas M. Bijur Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer