Form 10-K
period 2008-12-31
PG&E Energy Recovery Funding LLC
filed 2009-03-17
CIK 1305629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Documents incorporated by reference: A portion of the Joint Proxy Statement relating to the 2009 Annual Meeting of Shareholders of PG&E Corporation and Pacific Gas and Electric Company has been incorporated by reference in Item 11 of Part III of this report.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

     Omitted pursuant to General Instruction J of Form 10-K.

Item 9B.  Other Information.

     None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

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

•	a supplier of PG&E Energy Recovery Funding LLC or any of its affiliates; or
•	any member of the immediate family of a person described in the first or second bullet points above.

The following are the directors and executive officers as of March 17, 2009:

Name	Age	Title
Christopher P. Johns	48	President and Director
Nicholas M. Bijur	36	Treasurer and Director
Bernard J. Angelo	39	Director

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

Bernard J. Angelo is the independent director. Mr. Angelo joined Global Securitization Services, LLC in April 1997 and has been a partner since 2000. Mr. Angelo was an Assistant Vice President at Bankers Trust Company from January 1993 to April 1997.

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

Item 11.   Executive Compensation.

Information responding to Item 11 appears under the headings "Compensation Discussion and Analysis," “Compensation Committee Report,” "Summary Compensation Table," "Grants of Plan-based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercise and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,”  and “Potential Payments Upon Resignation, Retirement, Termination, Change-in-Control, Death or Disability,” “Potential Payments Upon Resignation/Retirement,” “Potential Payments Upon Termination with Cause,” “Potential Payments Upon Termination without Cause,” “Potential Payments Following a Change in Control and Other Triggering Events,” and “Potential Payments Upon Termination Due to Death or Disability,” in PG&E Corporation’s and the Utility’s Joint Proxy Statement relating to their 2009 Annual Meetings of Shareholders, which information, to the extent that it relates to Mr. Johns, the only executive officer of PG&E Energy Recovery Funding LLC, is hereby incorporated by reference.

Bernard J. Angelo receives an annual fee of $2,500 for serving as a director of PG&E Energy Recovery Funding LLC.  None of the other directors of PG&E Energy Recovery Funding LLC receive any compensation for serving as a director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13 is included under Item 10. (Directors, Executive Officers, and Corporate Governance ) above.

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

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34           Attestation report on assessment of compliance with servicing criteria for asset-backed securities

Item 1123.  Servicer Compliance Statement.

The following exhibit is attached to this report:

35           Servicer compliance statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March 2009.

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

Date: March 17, 2009
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

EXHIBIT 33

REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA

FOR ASSET-BACKED SECURITIES

Pacific Gas and Electric Company (the "Servicer"), as a party participating in the servicing function under Item 1122 of Regulation AB, hereby reports on its assessment of compliance with the servicing criteria specified in paragraph (d) of Item 1122 of Regulation AB, as follows:

(1)           The Servicer is responsible for assessing compliance with the servicing criteria applicable to it.  The servicing criteria specified in the following paragraphs of paragraph (d) of Item 1122 of Regulation AB are not applicable to the Servicer based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer and that are backed by the same asset type backing the Series 2005-1 and Series 2005-2 Bonds:  (1)(ii) (outsourcing), (1)(iii) (back-up servicing), (1)(iv) (fidelity bond), 2(iii) (advances of funds or guarantees), (2)(v) (federally insured account), (2)(vi) (unissued checks), (4)(iii) (additions, removals or substitutions), (4)(ix) (adjustments to interest rates), (4)(x) (obligor escrow funds), (4)(xi) (payments on behalf of obligors), (4)(xii) (late payment penalties), (4)(xiii) (obligor disbursements), (4)(xv) (external credit enhancement);

(2)           The Servicer used the criteria in paragraph (d) of Item 1122 of Regulation AB to assess compliance with the applicable servicing criteria;

(3)           The Servicer has determined that it is in compliance with the applicable servicing criteria as of December 31, 2008 and for the fiscal year ended December 31, 2008, which is the period covered by this report on Form 10-K;

(4)           Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of December 31, 2008 and for the fiscal year ended December 31, 2008, which is the period covered by this report on Form 10-K; and

(5)           Deutsche Bank National Trust Company (the "Trustee"), as the trustee for the Series 2005-1 and Series 2005-2 Bonds issued by the Issuing Entity, may be considered a party participating in the servicing function under Item 1122 of Regulation AB.  Although PG&E Energy Recovery Funding LLC issued all of its securities prior to the effective date of Regulation AB, PG&E Energy Recovery Funding LLC and the Servicer are providing reports and certifications pursuant to Regulation AB based on comments and discussions with the staff of the Securities and Exchange Commission during the registration statement review process.  The Trustee did not participate in such discussions and accordingly is not required to provide an assessment and attestation relating to securities issued in advance of the effective date of these requirements under Regulation AB.

Date:  March 17, 2009

PACIFIC GAS AND ELECTRIC COMPANY,
as Servicer

/s/ Nicholas M. Bijur
Name:  Nicholas M. Bijur
Title:    Assistant Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT 34

ATTESTATION REPORT ON ASSESSMENT OF COMPLIANCE WITH
SERVICING CRITERIA FOR ASSET-BACKED SECURITIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Pacific Gas and Electric Company
San Francisco, California

We have examined management's assertion, included in the accompanying “Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities”, that  Pacific Gas and Electric Company (the “Company”) has complied with the applicable servicing criteria specified in paragraph (d) of Item 1122 of Regulation AB of the Securities and Exchange Commission applicable to PG&E Energy Recovery Funding LLC during the period January 1, 2008 through December 31, 2008, ended December 31, 2008.  Management is responsible for the Company’s compliance with those requirements.  Our responsibility is to express an opinion on management's assertion about the Company’s compliance based on our examination.

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

As discussed in the Company’s “Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities” management has determined that servicing criteria (1)(ii) (outsourcing), (1)(iii) (back-up servicing), (1)(iv) (fidelity bond), (2)(iii) (advances of funds or guarantees), (2)(v) (federally insured account), (2)(vi) (unissued checks), (4)(iii) (additions, removals or substitutions), (4)(ix) (adjustments to interest rates), (4)(x) (obligor escrow funds), (4)(xi) (payments on behalf of obligors), (4)(xii) (late payment penalties), (4)(xiii) (obligor disbursements), and (4)(xv) (external credit enhancement) are not applicable to the Company based on the activities it performs with respect to the asset-backed securities transactions being serviced relating to the Series 2005-1 and Series 2005-2 Bonds as of December 31, 2008, and for the period January 1, 2008 through December 31, 2008.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the period January 1, 2008 through December 31, 2008, ended December 31, 2008, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

San Francisco, California

March 17, 2009

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

Date: March 17, 2009
/s/ Nicholas M. Bijur
Name: Nicholas M. Bijur Title: Assistant Treasurer, Pacific Gas and Electric Company, as Servicer