Form 10-K
period 2009-12-31
PG&E Energy Recovery Funding LLC
filed 2010-03-26
CIK 1305629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
              [X] Yes                [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
              [  ] Yes                [X] No

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

Documents incorporated by reference: A portion of the Joint Proxy Statement relating to the 2010 Annual Meeting of Shareholders of PG&E Corporation and Pacific Gas and Electric Company has been incorporated by reference in Item 11 of Part III of this report.

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

Item 4.   Reserved.

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

Item 9A(T).   Controls and Procedures.

     None.

Item 9B.   Other Information.

     None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

PG&E Energy Recovery Funding LLC has four directors. At least one director must not be, and must not have been for at least five years prior to the date of his or her appointment:

•
an employee, director, stockholder, partner, or officer of PG&E Energy Recovery Funding LLC or any of PG&E Energy Recovery Funding LLC’s affiliates (other than his or her service as an independent director of PG&E Energy Recovery Funding LLC or of an affiliate that is a special-purpose bankruptcy-remote entity);

•	a supplier of PG&E Energy Recovery Funding LLC or any of its affiliates; or
•	any member of the immediate family of a person described in the first or second bullet points above.

The following are the directors and executive officers as of March 26, 2010:

Name	Age	Title
Sara A. Cherry	41	President and Director
Dinyar B. Mistry	48	Controller and Director
Nicholas M. Bijur	37	Treasurer and Director
Bernard J. Angelo	40	Director

Directors' and Executive Officer's Business Experience

Sara A. Cherry was appointed as the President and a director of PG&E Energy Recovery Funding LLC on March 2, 2010.  Effective March 1, 2010, Ms. Cherry became the Vice President, Finance and Chief Financial Officer of Pacific Gas and Electric Company.  Ms. Cherry previously served as Senior Director, Internal Auditing of Pacific Gas and Electric Company from October 2009 to February 2010.  She also served as the Director of Internal Auditing and Compliance of Pacific Gas and Electric Company from February 2009 to September 2009.  In 2006, Ms. Cherry served as Chief Financial Officer of Langer, Inc., a medical and personal care products company.  In 2005, Ms. Cherry served as Director, Management Reporting of Pacific Gas and Electric Company.

Dinyar B. Mistry is the Vice President and Controller of PG&E Corporation and Pacific Gas and Electric Company.  During 2009, Mr. Mistry served as Chief Risk Officer and Vice President of Internal Audit of the companies.  Mr. Mistry served as Vice President of Regulation and Rates from 2005 to 2008, and as Vice President and Controller of Pacific Gas and Electric Company from 2000 to 2005.

Nicholas M. Bijur has served as Treasurer and Senior Director at Pacific Gas and Electric Company since July 2009.  Prior to becoming Treasurer, he served as Assistant Treasurer of PG&E Corporation and Pacific Gas and Electric Company since 2005.  Previously, Mr. Bijur was a Vice President at Morgan Stanley in the Investment Banking Division from December 2003 to February 2005, and an Associate at Morgan Stanley from August 2000 to December 2003.

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

Item 11.   Executive Compensation

Information responding to Item 11 appears under the headings “Compensation Discussion and Analysis (CD&A),” “Compensation Committee Report,”  “Summary Compensation Table - 2009,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at Fiscal Year End - 2009,” “Option Exercises and Stock Vested During 2009,” “Pension Benefits – 2009,” “Non-Qualified Deferred Compensation,” and “Potential Payments Upon Resignation, Retirement, Termination, Change in Control, Death, or Disability” in the Joint Proxy Statement of PG&E Corporation and Pacific Gas and Electric Company relating to the 2010 Annual Meetings of Shareholders, which information, to the extent that it relates to Mr. Chris Johns and Ms. Barbara Barcon, both of whom were executive officers of PG&E Energy Recovery Funding LLC for a portion of 2009, is hereby incorporated by reference.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

     Information responding to Item 13 is included under Item 10. (Directors, Executive Officers, and Corporate Governance) above.

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

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34           Attestation report on assessment of compliance with servicing criteria for asset-backed securities

Item 1123.   Servicer Compliance Statement.

     The following exhibit is attached to this report:

35           Servicer compliance statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2010.

PG&E Energy Recovery Funding LLC
(Issuing Entity)

By: Pacific Gas and Electric Company, as Servicer
By: /s/ Nicholas M. Bijur

Nicholas M. Bijur
Treasurer, Pacific Gas and Electric Company, as Servicer

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

Date: March 26, 2010
/s/ Nicholas M. Bijur
Name: Nicholas M. Bijur Title: Treasurer, Pacific Gas and Electric Company, as Servicer

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

(3)           The Servicer has determined that it is in compliance with the applicable servicing criteria as of December 31, 2009 and for the fiscal year ended December 31, 2009, which is the period covered by this report on Form 10-K;

(4)           Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of December 31, 2009 and for the fiscal year ended December 31, 2009, which is the period covered by this report on Form 10-K; and

(5)           Deutsche Bank National Trust Company (the "Trustee"), as the trustee for the Series 2005-1 and Series 2005-2 Bonds issued by the Issuing Entity, may be considered a party participating in the servicing function under Item 1122 of Regulation AB.  Although PG&E Energy Recovery Funding LLC issued all of its securities prior to the effective date of Regulation AB, PG&E Energy Recovery Funding LLC and the Servicer are providing reports and certifications pursuant to Regulation AB based on comments and discussions with the staff of the Securities and Exchange Commission during the registration statement review process.  The Trustee did not participate in such discussions and accordingly is not required to provide an assessment and attestation relating to securities issued in advance of the effective date of these requirements under Regulation AB.

Date:  March 26, 2010

PACIFIC GAS AND ELECTRIC COMPANY,
as Servicer

/s/ Nicholas M. Bijur
Name:  Nicholas M. Bijur
Title:    Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT 34

ATTESTATION REPORT ON ASSESSMENT OF COMPLIANCE WITH
SERVICING CRITERIA FOR ASSET-BACKED SECURITIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Gas and Electric Company
San Francisco, California

We have examined management's assertion, included in the accompanying Management’s Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities, that Pacific Gas and Electric Company (the “Company”) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission’s Regulation AB for the Series 2005-1 and Series 2005-2 Bonds of PG&E Energy Recovery Funding LLC (the “Platform”) as of December 31, 2009, and for the period January 1, 2009 through December 31, 2009, excluding criteria 1122(d)(1)(ii) (outsourcing), 1122(d)(1)(iii) (back-up servicing), 1122(d)(1)(iv) (fidelity bond), 1122(d)(2)(iii) (advances of funds or guarantees), 1122(d)(2)(v) (federally insured account), 1122(d)(2)(vi) (unissued checks), 1122(d)(4)(iii) (additions, removals or substitutions), 1122(d)(4)(ix) (adjustments to interest rates), 1122(d)(4)(x) (obligor escrow funds), 1122(d)(4)(xi) (payments on behalf of obligors), 1122(d)(4)(xii) (late payment penalties), 1122(d)(4)(xiii) (obligor disbursements), and 1122(d)(4)(xv) (external credit enhancement), which management has determined are not applicable to the activities performed by the Company with respect to the Platform.  Management is responsible for the Company’s compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company’s compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States), and, accordingly, included examining, on a test basis, evidence about the Company’s compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period, and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform.  Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned requirements as of December 31, 2009, and for the period January 1, 2009 through December 31, 2009 for Series 2005-1 and Series 2005-2 Bonds of PG&E Energy Recovery Funding LLC is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 26, 2010

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

Date: March 26, 2010
/s/ Nicholas M. Bijur
Name: Nicholas M. Bijur Title: Treasurer, Pacific Gas and Electric Company, as Servicer