Form 10-K
period 2010-12-31
PG&E Energy Recovery Funding LLC
filed 2011-03-29
CIK 1305629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Documents incorporated by reference: A portion of the Joint Proxy Statement relating to the 2011 Annual Meeting of Shareholders of PG&E Corporation and Pacific Gas and Electric Company has been incorporated by reference in Item 11 of Part III of this report.

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

•	a supplier of PG&E Energy Recovery Funding LLC or any of its affiliates; or
•	any member of the immediate family of a person described in the first or second bullet points above.

The following are the directors and executive officers as of March 29, 2011:

Name [Missing Graphic Reference]	Age [Missing Graphic Reference]	Title [Missing Graphic Reference]
Sara A. Cherry	42	President
Dinyar B. Mistry	49	Controller
Nicholas M. Bijur	38	Treasurer
Bernard J. Angelo	41	Director

Directors' and Executive Officer's Business Experience

Sara A. Cherry is the Vice President, Finance and Chief Financial Officer of Pacific Gas and Electric Company. Ms. Cherry was appointed as the President and a director of PG&E Energy Recovery Funding LLC on March 2, 2010.  Ms. Cherry previously served as Senior Director, Internal Auditing of Pacific Gas and Electric Company from October 2009 to February 2010.  She also served as the Director of Internal Auditing and Compliance of Pacific Gas and Electric Company from February 2009 to September 2009.  In 2006, Ms. Cherry served as Chief Financial Officer of Langer, Inc., a medical and personal care products company.  In 2005, Ms. Cherry served as Director, Management Reporting of Pacific Gas and Electric Company.

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

Code of Conduct

PG&E Energy Recovery Funding LLC is a wholly-owned subsidiary of Pacific Gas and Electric Company “the servicer” which in turn is a subsidiary of PG&E Corporation.  PG&E Corporation and Pacific Gas and Electric Company (“Utility”) have adopted codes of conduct and ethics which apply to all of their subsidiaries.  The codes of conduct and ethics are available both on PG&E Corporation's website www.pgecorp.com, and the Utility’s website www.pge.com.

Item 11.   Executive Compensation

Information responding to Item 11, for each of PG&E Corporation and the Utility, is included under the headings “Compensation Discussion and Analysis (CD&A),” “Compensation Committee Report,” “Summary Compensation Table - 2010,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at Fiscal Year End - 2010,” “Option Exercises and Stock Vested During 2010,” “Pension Benefits - 2010,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Resignation, Retirement, Termination, Change in Control, Death, or Disability” and “2010 Director Compensation” in the Joint Proxy Statement relating to the 2011 Annual Meetings of Shareholders, which information is hereby incorporated by reference.

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

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34           Attestation report on assessment of compliance with servicing criteria for asset-backed securities

Item 1123.   Servicer Compliance Statement.

The following exhibit is attached to this report:

35           Servicer compliance statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2011.

PG&E Energy Recovery Funding LLC
(Issuing Entity)

By: Pacific Gas and Electric Company, as Servicer
By: /s/ Nicholas M. Bijur

Nicholas M. Bijur
Treasurer, Pacific Gas and Electric Company, as Servicer

EXHIBIT INDEX

31           Rule 13a-14(d)/15d-14(d) certification

33           Report on assessment of compliance with servicing criteria for asset-backed securities

34Attestation report on assessment of compliance with servicing criteria for asset-backed       securities

35           Servicer compliance statement

EXHIBIT 31

CERTIFICATION PURSUANT TO RULE 13a-14(d)/15d-14(d)

I, Nicholas M. Bijur, Treasurer of Pacific Gas and Electric Company, as servicer (the "Servicer"), certify that:

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

Date: March 29, 2011
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

(3)           The Servicer has determined that it is in compliance with the applicable servicing criteria as of December 31, 2010 and for the fiscal year ended December 31, 2010, which is the period covered by this report on Form 10-K;

(4)           Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of December 31, 2010 and for the fiscal year ended December 31, 2010, which is the period covered by this report on Form 10-K; and

(5)           Deutsche Bank National Trust Company (the "Trustee"), as the trustee for the Series 2005-1 and Series 2005-2 Bonds issued by the Issuing Entity, may be considered a party participating in the servicing function under Item 1122 of Regulation AB.  Although PG&E Energy Recovery Funding LLC issued all of its securities prior to the effective date of Regulation AB, PG&E Energy Recovery Funding LLC and the Servicer are providing reports and certifications pursuant to Regulation AB based on comments and discussions with the staff of the Securities and Exchange Commission during the registration statement review process.  The Trustee did not participate in such discussions and accordingly is not required to provide an assessment and attestation relating to securities issued in advance of the effective date of these requirements under Regulation AB.

Date:  March 29, 2011

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
San Francisco, California

We have examined management's assertion, included in the accompanying Management’s Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, that Pacific Gas and Electric Company (the “Company”) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission’s Regulation AB for the Series 2005-1 and Series 2005-2 Bonds of PG&E Energy Recovery Funding LLC (the “Platform”) as of and for the year ended December 31, 2010, excluding criteria 1122(d)(1)(ii) (outsourcing), 1122(d)(1)(iii) (back-up servicing), 1122(d)(1)(iv) (fidelity bond), 1122(d)(2)(iii) (advances of funds or guarantees), 1122(d)(2)(v) (federally insured account), 1122(d)(2)(vi) (unissued checks), 1122(d)(4)(iii) (additions, removals or substitutions), 1122(d)(4)(ix) (adjustments to interest rates), 1122(d)(4)(x) (obligor escrow funds), 1122(d)(4)(xi) (payments on behalf of obligors), 1122(d)(4)(xii) (late payment penalties), 1122(d)(4)(xiii) (obligor disbursements), and 1122(d)(4)(xv) (external credit enhancement), which management has determined are not applicable to the activities performed by the Company with respect to the Platform.  Management is responsible for the Company’s compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company’s compliance with the servicing criteria based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned requirements as of and for the year ended December 31, 2010, for the Series 2005-1 and Series 2005-2 Bonds of PG&E Energy Recovery Funding LLC is fairly stated, in all material respects.

DELOITTE & TOUCHE LLP

March 29, 2011
San Francisco, California

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

Date: March 29, 2011
/s/ Nicholas M. Bijur
Name: Nicholas M. Bijur Title: Treasurer, Pacific Gas and Electric Company, as Servicer